Form 10-K/A
Morgan Stanley ABS Capital I Inc. Trust 2006-NC3
filed 2007-05-14
CIK 1357636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

     1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

     2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

     The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

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

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Wells Fargo Bank, N.A. Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A. Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 35.1 HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35.2 Wells Fargo Bank, N.A. Annual Statement of Compliance for Year End December 31, 2006.

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


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President
                                          (Senior officer in charge
                                           of securitization)


     Date: May 14, 2007








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

      31   Section 302 Certification.

      33.1 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Wells Fargo Bank, N.A. Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A. Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.3) for Year End December 31, 2006.

      35.1 HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.

      35.2 Wells Fargo Bank, N.A. Annual Statement of Compliance for Year End December 31, 2006.